Form 10-Q
period 2000-06-30
EPS SOLUTIONS CORP
filed 2000-08-14
CIK 1076188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

{_}  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-16071

                                ----------------

                            EPS SOLUTIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE                           33-0816510
       (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

     10 SOUTH RIVERSIDE PLAZA, 22ND FLOOR
             CHICAGO, ILLINOIS                       60606
       (ADDRESS OF PRINCIPAL EXECUTIVE             (ZIP CODE)
                   OFFICES)


                                  (312)879-1400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS OF
         COMMON STOCK          OUTSTANDING AT AUGUST 11, 2000
         ------------          -------------------------------

        $.001 par value                   39,170,472

                            EPS SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 2000
          (Unaudited) and December 31, 1999............................        3
         Condensed Consolidated Statements of Operations for
          the three and six months ended June 30, 2000 and
          June 30, 1999 (Unaudited)....................................        4
         Condensed Consolidated Statements of Cash Flows for
          the six months ended June 30, 2000 and 1999 (Unaudited)......        5
         Notes to Condensed Consolidated Financial
          Statements (Unaudited).......................................        6

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................     15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       20

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings........................................        21
     Item 2. Changes in Securities and Use of Proceeds................        23
     Item 3. Defaults Upon Senior Securities..........................        24
     Item 4. Submission of Matters to a Vote of Security Holders......        24
     Item 6. Exhibits and Reports on Form 8-K.........................        25
     Signatures.......................................................        26

                            EPS SOLUTIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        JUNE 30,       DECEMBER 31,
                                                          2000             1999
                                                        ---------      ------------
                                                       (Unaudited)
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents .....................      $   4,184       $   8,968
   Accounts receivable, net ......................         38,719          34,329
   Notes and other receivables ...................          2,629           1,600
   Prepaid and other current assets ..............          4,816           3,571
   Refundable income taxes .......................          1,542             882
   Deferred income taxes .........................          1,523           2,286
   Current assets held for sale ..................         18,687          27,535
                                                        ---------       ---------
      Total current assets .......................         72,100          79,171

Property and equipment, net ......................          7,239           7,228
Goodwill and other intangibles, net ..............         40,708          40,809
Deferred financing costs .........................          6,520           9,414
Other assets .....................................          2,661          15,842
Other assets held for sale .......................         20,237          33,079
                                                        ---------       ---------
      Total assets ...............................      $ 149,465       $ 185,543
                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable and accrued expenses .........      $  31,678       $  25,050
   Accrued payroll and related expenses ..........         13,428          14,154
   Deferred revenue ..............................          2,207           1,985
   Current liabilities of discontinued operations          12,512          14,550
   Current portion of long-term debt .............        111,456         126,993
                                                        ---------       ---------
      Total current liabilities ..................        171,281         182,732

Long-term debt, less current portion .............             40              73
Subordinated notes payable to stockholders .......         66,762          78,212
Other subordinated notes payable .................         19,179          18,021
Other liabilities of discontinued operations .....          1,226           2,094
Deferred income taxes ............................          1,631           1,897
Other liabilities ................................          2,404           1,913
                                                        ---------       ---------
      Total liabilities ..........................        262,523         284,942

Contingencies

Minority interest in a subsidiary company ........          5,396           5,240

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 10,000 shares
     authorized, none issued and outstanding .....             --              --
   Common stock, $.001 par value, 240,000 shares
     authorized, 39,170 and 40,769 shares
     issued and outstanding on June 30, 2000 and
     December 31, 1999, respectively .............             55              55
   Treasury stock, at cost .......................        (12,762)         (9,872)
   Additional paid-in capital ....................         37,766          36,535
   Notes receivable from stockholders ............        (34,748)        (36,714)
   Accumulated deficit ...........................       (108,675)        (94,553)
   Accumulated other comprehensive loss ..........            (90)            (90)
                                                        ---------       ---------
   Total stockholders' deficit ...................       (118,454)       (104,639)
                                                        ---------       ---------
      Total liabilities and stockholders' deficit       $ 149,465       $ 185,543
                                                        =========       =========


     See accompanying notes to condensed consolidated financial statements.

                            EPS SOLUTIONS CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                 2000           1999           2000           1999
                                               --------       --------       --------       --------
CONTINUING OPERATIONS:
   Ongoing businesses:
     Revenues:
       Services and fees ................      $ 39,858       $ 32,369       $ 75,265       $ 59,702
       Product sales ....................         2,172          1,887          4,913          4,016
                                               --------       --------       --------       --------
                                                 42,030         34,256         80,178         63,718
     Cost of revenues:
       Services and fees ................        24,773         16,244         43,725         29,639
       Product sales ....................           517            110          1,053            723
                                               --------       --------       --------       --------
                                                 25,290         16,354         44,778         30,362
                                               --------       --------       --------       --------
     Gross margin .......................        16,740         17,902         35,400         33,356

     Operating Expenses:
     Selling, general and
       administrative ...................        17,438         15,058         33,295         29,966
                                               --------       --------       --------       --------
       Income (loss) from operations ....          (698)         2,844          2,105          3,390

     Non-operating income (expense):
       Other income (expenses) ..........          (141)           113           (123)           143
       Interest expense .................        (6,307)        (5,499)       (11,539)        (9,806)

   Businesses closed or to be disposed of:
       Revenues .........................         2,821          4,627          6,114          8,319
       Costs and expenses ...............         2,232          3,775          5,218          7,266
                                               --------       --------       --------       --------
                                                    589            852            896          1,053
                                               --------       --------       --------       --------
   Loss from continuing operations
     before income taxes ................        (6,557)        (1,690)        (8,661)        (5,220)
   Income tax expense ...................            --           (125)            --           (250)
                                               --------       --------       --------       --------
   Loss from continuing operations ......        (6,557)        (1,815)        (8,661)        (5,470)

DISCONTINUED OPERATIONS:
   Loss from discontinued
     operations, net of tax .............        (3,601)        (3,908)        (5,461)        (4,187)
                                               --------       --------       --------       --------
   Net loss .............................      $(10,158)      $ (5,723)      $(14,122)      $ (9,657)
                                               ========       ========       ========       ========
Basic and diluted loss per share:
   Loss from continuing operations ......      $   (.25)      $   (.09)      $   (.34)      $   (.28)
   Loss from discontinued operations ....          (.14)          (.20)          (.21)          (.21)
                                               --------       --------       --------       --------
   Net loss .............................      $   (.39)      $   (.29)      $   (.55)      $   (.49)
                                               ========       ========       ========       ========
Weighted-average shares outstanding .....        25,811         19,705         25,811         19,705
                                               ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                            EPS SOLUTIONS CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                         2000           1999
                                                       --------       --------
Operating activities:
   Net cash provided by (used in) continuing
    operations ..................................      $  3,716       $(11,862)
   Net cash provided by (used in) discontinued
    operations ..................................           139         (5,129)
                                                       --------       --------
   Net cash provided by (used in) operating
    activities ..................................         3,855        (16,991)

Investing activities:
   Purchase of property and equipment ...........        (2,856)        (7,998)
   Collections from (advances to) related parties          (306)           533
   Net purchase price adjustments to prior year
    acquisitions ................................        (1,314)        (2,246)
   Acquisitions, net of cash acquired ...........            --         (7,695)
   Divestitures, net of cash received by acquirer        13,882             --
   Increase in other assets .....................        (1,014)          (281)
   Net non-current assets held for sale .........          (770)            --
                                                       --------       --------
   Net cash provided by (used in) investing
    activities ..................................         7,622        (17,687)

Financing activities:
   Proceeds from bank term loan .................            --         21,500
   Payments on bank term loan ...................       (15,382)        (3,000)
   Proceeds from bank revolving loan ............            --         15,959
   Proceeds from (payments on) subordinated debt           (327)         1,800
   Deferred financing costs .....................          (366)        (4,678)
   Other ........................................          (186)          (898)
                                                       --------       --------
   Net cash provided by (used in) financing
    activities ..................................       (16,261)        30,683
                                                       --------       --------
Change in cash and cash equivalents .............        (4,784)        (3,995)
Cash and cash equivalents at beginning of period          8,968         16,610
                                                       --------       --------
Cash and cash equivalents at end of period ......      $  4,184       $ 12,615
                                                       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                            EPS SOLUTIONS CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of EPS Solutions Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X, except that our independent accountants have informed us that their review of our financial statement is incomplete. Accordingly, in conformity with Regulation S-X, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the Company's fiscal year or any other interim period. Certain reclassifications of prior year amounts have been made to conform to the current period presentation.

It is suggested that these financial statements be read in conjunction with the information contained in Amendment No. 1 to the Company's registration statement on Form 10 filed with the Securities and Exchange Commission on June 28, 2000.

As of December 31, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 requires unrealized gains and losses on investments to be included in other comprehensive income. There were no unrealized gains or losses for the six months ended June 30, 2000 and 1999.


2. OPERATIONS AND FINANCING

In December 1999, the Company announced certain strategic initiatives intended to improve the Company's performance. The key elements of the strategic plan include (1) the Board of Directors' decision to discontinue the Company's Cost Recovery Services business segment and sell the remaining operations and net assets in that segment, (2) the implementation of a comprehensive corporate cost reduction program, (3) an examination of the Company's debt and capital structure, and (4) the expansion of continuing businesses through internal growth and acquisition of complementary businesses in the Human Capital Solutions business segment.

The Company's consolidated operations resulted in a net loss of $14,122 and $91,268 for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively. The 1999 loss was primarily due to (1) impairment losses on goodwill and other costs associated with the decision to discontinue the Company's Cost Recovery Services business segment, (2) interest costs, and (3) restructuring, other impairment, and abandoned bond offering costs. The loss for the six months ended June 30, 2000, was primarily due to interest costs and seasonal operating losses incurred at one of the Company's lease consulting businesses.

                            EPS SOLUTIONS CORPORATION

                             (DOLLARS IN THOUSANDS)


2. OPERATIONS AND FINANCING (Continued)

The Company was not in compliance as of December 31, 1999 with certain of the financial covenants contained in its senior credit facilities with banks (the Facilities). Additionally, the Company did not make a scheduled quarterly term loan retirement of $1,500 plus accrued interest of approximately $2,650 due on or about June 30, 2000 under the Facilities and has not made any further payments since that date. On July 7, 2000, the Company received notice from the lenders that they were exercising their rights, as defined in the Facilities credit and security agreements, to (a) convert offshore rate loans to base rate loans as they mature, (b) charge default rate interest effective June 30, 2000,
(c) terminate any further obligations of the lenders to advance funds, and (d) call the Facilities immediately due and payable. As of the filing of this Form 10-Q, the lenders have not taken any further legal action. Accordingly, the Company has reported the outstanding principal obligation under the Facilities of $126,500 and $111,118 as a current obligation at December 31, 1999 and June 30, 2000, respectively.

As a result of these circumstances, the Company has consolidated negative working capital and total stockholders' deficits of $99,181 and $118,454, respectively, at June 30, 2000.

The Company is presently seeking buyers for its net assets held for sale. Through July 2000, the Company sold its TSL Services, Inc. (TSL) and BayGroup International, Inc. (BayGroup) businesses, of which the net proceeds, together with a scheduled repayment on March 31, 2000, reduced the outstanding principal on the Facilities to $111,118 as of June 30, 2000. The Company expects that substantially all funds, net of transaction expenses and other contractual obligations, from the sales of its remaining net assets held for sale will be used to retire obligations under the Facilities. However, no assurances can be made as to whether the amounts and the timing of the receipts of such proceeds and related payments on the Facilities will be sufficient to satisfy the requirements of the senior lenders. Further, the Company expects that it will need to raise funds through the sales of its equity securities or from new debt financing to pay the remainder of its Facilities. The Company presently has no commitments and there can be no assurance that equity placements or alternative debt financing will be available.

If the Company is unable to retire the Facilities in a manner satisfactory to the senior lenders through its planned sales of business units, proceeds from sales of additional equity or issuance of additional debt, the lenders may further exercise any one or more of the remedies available to them, including foreclosing on the assets pledged to support the Facilities, which include virtually all of the Company's assets. They may also require the Company's subsidiaries to repay amounts outstanding under the Facilities because each of the subsidiaries has guaranteed the Facilities. Alternatively, the Company may be required to sell additional assets or take other actions. The Company's long-term success is dependent upon management's ability to successfully execute its strategic plan and, ultimately, to achieve sustained profitable operations.

                            EPS SOLUTIONS CORPORATION

                             (DOLLARS IN THOUSANDS)


3. ACQUISITIONS

In March and April 1999, the Company acquired five businesses for cash and other consideration of $26,372. The Company made no new acquisitions during the six months ended June 30, 2000.

In September 1999, the Company's Board of Directors approved the issuance of 500,000 unrestricted shares of common stock to a Director/stockholder, and in March 2000, the payment of $1,200 to an entity controlled by the Company's CEO as additional consideration for their businesses acquired by the Company in 1998. A liability for the 500,000 shares was recorded in 1999 although the shares have not been issued as of June 30, 2000. The $1,200 payment was made in March 2000.

4. DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

In November 1999, the Company rescinded the purchase of one business and sold certain other businesses in its Cost Recovery Services segment to two stockholders of the Company. Consideration consisted, in part, of promissory notes issued to the Company that are included in other assets in the accompanying balance sheet at December 31, 1999. In accordance with the terms of the transactions, on January 5, 2000, the promissory notes and related accrued interest totaling $14,009 were offset against subordinated notes payable due to the two stockholders.

In December 1999, the Company's Board of Directors adopted a plan to discontinue certain product and service offerings in the Human Capital Solutions segment and dispose of the Company's Cost Recovery Services segment. With the disposal of these businesses, management of the Company believes it is strategically positioned to be a leading provider of Human Capital Solutions.

In accordance with this plan, the Company sold its BayGroup and TSL businesses in May and June 2000, respectively. The Company sold all its common stock interests in BayGroup to the subsidiary's former owners in exchange for consideration of approximately $800 cash, return of 378,760 common shares and the cancellation of subordinated notes payable of approximately $875. The Company sold the assets and operations, including the assumption of substantially all liabilities, of TSL to a third party in exchange for consideration of approximately $18,350 cash, less working capital adjustments. Gross proceeds from the BayGroup and TSL transactions were first used to pay transaction expenses and, from the TSL transaction, establish an escrow account for the benefit of the Company of approximately $1,165 and retire a warrant for common stock of $2,800. Remaining proceeds were used to reduce amounts outstanding under the Facilities. At December 31, 1999, the Company recorded estimated losses on the disposal of businesses held for sale. No gain or additional loss was recognized on the BayGroup and TSL divestitures during 2000. The operations of BayGroup and TSL through the date of divestiture are included in the `Businesses closed or to be disposed of' and `Discontinued Operations' sections, respectively, of the Company's Condensed Consolidated Statements of Operations.

In connection with these transactions, the Company also repurchased 25,948 restricted shares of common stock for $65 cash and the cancellation of notes receivable from stockholders of $8, and fully retired certain subordinated notes payable with a principal balance of $30 by paying cash of $15.

                            EPS SOLUTIONS CORPORATION

                             (DOLLARS IN THOUSANDS)


4. DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE (CONTINUED)

The summarized results of operations of the Cost Recovery Services segment is as follows:

                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
                                        2000           1999           2000           1999
                                      --------       --------       --------       --------
      Revenues:
        Services and fees ......      $ 19,871       $ 24,329       $ 42,209       $ 47,408
        Product sales ..........             7             47             42            415
                                      --------       --------       --------       --------
                                        19,878         24,376         42,251         47,823
      Cost and expenses:
        Services and fees ......        14,874         11,554         29,696         21,449
        Product sales ..........             1             --              1             --
        Selling, general and
         administrative ........         7,573         15,640         15,638         28,631
                                      --------       --------       --------       --------
                                        22,448         27,194         45,335         50,080
                                      --------       --------       --------       --------
        Operating loss .........        (2,570)        (2,818)        (3,084)        (2,257)
        Other income (expense) .            51             98            134            179
        Interest expense .......        (1,082)        (1,188)        (2,511)        (2,109)
        Income taxes ...........            --             --             --             --
                                      --------       --------       --------       --------
        Income (loss) from
         discontinued
         operations, net of tax       $ (3,601)      $ (3,908)      $ (5,461)      $ (4,187)
                                      ========       ========       ========       ========


The operating loss from the Cost Recovery Services segment for the six months ended June 30, 2000 was incurred primarily at one business unit. This business unit has a primarily fixed cost structure. Historically this business generates a significant portion of its revenue in the fourth quarter and has been profitable on an annual basis. Additionally, the Company does not expect to incur a loss upon disposition of this business in 2000. Accordingly, as of June 30, 2000, no additional charge has been recognized in 2000 for operating losses incurred within the Cost Recovery Services segment.

                            EPS SOLUTIONS CORPORATION

                             (DOLLARS IN THOUSANDS)


4. DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE (CONTINUED)

Assets held for sale have been written down to approximate their estimated net realizable value where necessary. A summary of the assets and liabilities held for sale at June 30, 2000 is as follows:

                                                    Human        Cost
                                                   Capital     Recovery
                                                  Solutions    Services      Totals
                                                  ---------    --------      -------
      Current assets:
        Cash and restricted cash ............      $   145      $ 3,517      $ 3,662
        Accounts receivable, net ............          963       12,402       13,365
        Notes receivable ....................           --        1,570        1,570
        Other assets ........................           63           27           90
                                                   -------      -------      -------
                                                   $ 1,171      $17,516      $18,687
                                                   =======      =======      =======
      Current liabilities:
        Accounts payable and accrued expenses      $   121      $11,245      $11,366
        Accrued payroll and related expenses            14          898          912
        Deferred revenue ....................          152           64          216
        Current portion of long-term debt ...           --           18           18
                                                   -------      -------      -------
                                                   $   287      $12,225      $12,512
                                                   =======      =======      =======
      Other assets:
        Property and equipment, net .........      $    43      $ 2,953      $ 2,996
        Goodwill and other intangible assets            11       14,473       14,484
        Other assets ........................            9        2,748        2,757
                                                   -------      -------      -------
                                                   $    63      $20,174      $20,237
                                                   =======      =======      =======
      Other liabilities:
        Long-term debt, less current portion       $    --      $   125      $   125
        Other ...............................           --        1,101        1,101
                                                   -------      -------      -------
                                                   $    --      $ 1,226      $ 1,226
                                                   =======      =======      =======


During April 2000, the Company entered into agreements in principle to sell Benefit Funding Services Group, LLC, and the Company's interest in certain cost recovery contracts, both businesses within its Cost Recovery Services segment. This transaction did not close and further negotiations with that potential acquirer have terminated. The Company is continuing with its plan to divest the remaining Cost Recovery Services segment businesses and Better Communications, Inc.

                            EPS SOLUTIONS CORPORATION

                             (DOLLARS IN THOUSANDS)


5. NONRECURRING CHARGES

In 1999, the Company recognized charges in connection with (a) the downsizing of its corporate cost structure and relocation of its corporate headquarters, (b) the impairment of certain capitalized software costs, and (c) the abandonment of a proposed bond offering. All costs associated with these charges were incurred in 1999 with the exception of certain corporate restructuring costs. The remaining accrual balance as of June 30, 2000 is as follows:

                                                                 Accrued
                                    1999          Amounts     restructuring
                                   Charge          used           costs
                                   ------         -------     -------------
      Employee termination
       and severance costs         $1,994         $1,799         $  195
      Lease exit costs ...          2,769             19          2,748
      Asset write-downs ..            999            999             --
                                   ------         ------         ------
                                   $5,762         $2,817         $2,943
                                   ======         ======         ======


6. LONG-TERM DEBT

Long-term debt at June 30, 2000 is comprised principally of a term loan and revolving loan (the Facilities) from a group of senior lenders.

As of June 30, 2000, the Company's aggregate outstanding balance under the Facilities was $111,118, with interest rates ranging from 11.82% to 13.75%, representing default interest rates. Principal reductions during the six months ended June 30, 2000 included a $1,500 scheduled term loan retirement at March 31, 2000 and $13,882 from divestiture proceeds.

As of December 31, 1999, the Company was in violation of certain covenants under the Facilities. Additionally, the Company did not make a scheduled quarterly term loan retirement of $1,500 plus accrued interest of approximately $2,650 due on or about June 30, 2000 under the Facilities. For current information concerning the status of the Facilities see Note 2.

The Company intends to continue applying the net proceeds from business divestitures and is also seeking alternate sources of funds to retire the Facilities.

                            EPS SOLUTIONS CORPORATION

                             (DOLLARS IN THOUSANDS)


7. SUBORDINATED NOTES PAYABLE

Subordinated notes payable to stockholders and other subordinated notes payable consist primarily of amounts due to sellers of the 1998 and 1999 acquisitions. There have been no changes to the terms of the subordinated notes since December 31, 1999. As allowed under the terms of the subordinated notes and required by the terms of the Facilities, accrued interest of $2,397 and $1,765 payable on February 15 and May 15, 2000, respectively, was added to the principal of the notes rather than paid in cash.

The subordinated notes payable bear interest at a fixed rate of 10% per annum. There is no public market for these debt instruments. Since this interest rate is fixed, the Company is not subject to interest rate risk.


8. CONTINGENCIES

Litigation

In October 1998, Anthem Insurance Companies, Inc. filed complaints in Indiana state court against the Company, certain of its current and former subsidiaries, two individuals who left Anthem to manage the Company's former subsidiary National HealthCare Recovery Services LLC, as well as two former officers of the Company, which allege, among other claims, violations of the Indiana Uniform Trade Secrets Act. The lawsuit seeks injunctive relief and unspecified monetary damages. Settlement attempts to date have been unsuccessful and a trial date has been set for February 12, 2001. The Company believes Anthem's claims are without merit and is defending them vigorously.

In April 2000, Siebel Systems, Inc. filed suit against the Company claiming $2,924 in damages from the Company's alleged breach of a contract in June 1999 to purchase software from Seibel. In June 2000, Siebel served the Company with an Application for a Writ of Attachment. Attachment is a prejudgment remedy that grants a creditor a lien on the debtor's assets until final adjudication of the claim sued upon if the creditor can establish that it has a greater than fifty percent chance of winning its case. The Writ of Attachment was denied by the Court. Attempts to settle the claim have been unsuccessful to date. The Company is vigorously defending the claim and believes it will prevail.

On December 30, 1999, the former President of Holden Corporation, one of the Company's indirect subsidiaries, filed an action against the Company, Holden Corporation and the CEO of Holden seeking approximately $10 million in compensatory and punitive damages related to Holden Corporation's decision to terminate the former President's employment in November 1999 for what the Company believes is "cause". The Company has filed a motion to dismiss the complaint in full and a counterclaim against the former President. Settlement attempts to date have been unsuccessful and the Company's Motion to Dismiss is expected to be heard sometime around December 2000. The Company, Holden Corporation, and the CEO of Holden have meritorious defenses and intend to vigorously defend the action.

The Company is subject to lawsuits and claims in the ordinary course of business, many of which are covered in whole or part by insurance. Management believes that the ultimate resolution of such lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                            EPS SOLUTIONS CORPORATION

                             (DOLLARS IN THOUSANDS)


9. STOCKHOLDERS' DEFICIT

Stock-Based Compensation

During the six months ended June 30, 2000, the Company issued approximately 249,000 restricted shares of common stock in connection with new employment agreements and existing employment agreements amended during that period. These shares were issued for aggregate consideration of $481, at their original issuance price ranging from $1.50 to $2.50 per share, in the form of cash, typically equal to par value, and promissory notes for the balance.

During the same period, the Company repurchased approximately 1,443,000 shares of common stock, exclusive of shares reacquired in connection with the BayGroup and TSL transactions, at their original issuance price ranging from $1.20 to $2.50 per share. Shares were reacquired in exchange for cancellation of notes receivable from stockholders of $2,993.

Warrants

In connection with the sale of TSL, in August, 2000 the Company will issue a warrant purchase up to 200,000 shares of the Company's common stock for $2.50 per share. The warrant may be exercised any time from the date of issuance and expires five years thereafter.

Stock Performance Plan

The Company's Board of Directors adopted the EPS Solutions Corporation 2000 Stock Performance Plan (the 2000 Plan) on April 13, 2000 to provide incentives to employees, directors, officers and consultants to achieve both short-term and long-term objectives, including increasing return to stockholders. On May 1, 2000 the Company granted options to purchase 740,600 shares of the Company's common stock at $2.50 per share to employees of the Company. These options vest over four and one-half years based on the attainment of individual and company performance targets and generally expire 10 years from the date of grant.


10. INCOME TAXES

The Company has not recorded any tax benefits arising from losses from continuing operations as well as discontinued operations for the three and six months ended June 30, 2000. The Company recorded tax expense of $125 and $250 for the three and six months ended June 30, 1999, respectively, which represents separate state tax liabilities from continuing operations.

                            EPS SOLUTIONS CORPORATION

                             (DOLLARS IN THOUSANDS)


11. RELATED PARTY TRANSACTIONS

The Chairman and Chief Executive Officer of the Company (the CEO), pursuant to his employment agreement in his capacity as Chairman and Chief Executive Officer of the Company's executive search business, may direct the Company to accept equity fees in lieu of cash fees for executive search services rendered. The CEO received no such fees as a bonus during the six months ended June 30, 2000 and 1999.

The Company received services from eFox, L.L.C. and Jobplex, Inc., companies majority-owned by an employee/stockholder and the CEO of the Company, respectively, totaling $389 and $660, respectively, during the six months ended June 30, 2000.

The Company paid $436 and $645 during the six months ended June 30, 2000 and 1999, respectively, for the Company's use of an airplane in which the CEO of the Company had an ownership interest. The Company discontinued using this airplane effective April, 2000.

                            EPS SOLUTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements which, to the extent that they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties. The forward-looking statements in this report on Form 10-Q have been made subject to the safe harbor protections provided by Sections 27A and 21E.

GENERAL

The Company is a provider of products and services that assist organizations in finding, developing and retaining the human capital necessary to compete in today's rapidly changing business environment. The Company's Human Capital Solutions products and services are designed to meet the following needs of our clients - - finding critical personnel, developing organizational effectiveness, and retaining key employees. The Company recruits executive and mid-level managers on a retainer basis and provides complementary global relocation services for both individuals and entire organizations. Additionally, the Company provides a broad portfolio of performance improvement products and services designed to increase overall personal and organizational effectiveness, and a variety of individual and corporate benefits programs designed to attract and retain the most talented employees for our clients.

In May 1998, the Company was formed to become a leading provider of a broad range of professional business services designed to increase our clients' profitability, efficiency, and competitiveness. In December 1998, the Company acquired 33 businesses that provided such services as executive search and relocation, performance learning, cost recovery, and benefits consulting. In March and April 1999, five additional businesses offering similar services were acquired.

These businesses were acquired for cash, unsecured subordinated promissory notes, and our common stock. Thirty-seven of these acquisitions were accounted for as purchases and one was accounted for as a combination of entities under common control. The results of operations of the companies acquired in 1998 are included in our consolidated results of operations for the period from the date of acquisition. The four businesses acquired in March 1999 were accounted for as if the acquisitions occurred on March 1, while the April acquisition was accounted for effective May 1, 1999.

DISCONTINUED OPERATIONS

Effective November 1, 1999, the Company sold certain assets comprising our healthcare recovery, travel procurement and telecom procurement businesses, which as a group had been unprofitable in 1999, to the founding stockholders of the Company for cash, promissory notes, and surrender of a portion of their EPS shares of common stock. In connection with their purchase of these businesses, the founding stockholders resigned as officers and directors of the Company. In December 1999, our Board of Directors adopted a plan to strategically position the Company to be a leading provider of Human Capital Solutions, discontinue certain product and service offerings and dispose of the remaining Cost Recovery businesses.

                            EPS SOLUTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(dollars in thousands)


Cost Recovery businesses not sold in 1999 were either closed in 1999, have been sold since December 31, 1999, or are currently marketed for sale. The net proceeds from divestiture of our remaining Cost Recovery businesses will be used principally to reduce our senior bank debt. All Cost Recovery businesses have been classified as discontinued operations in our consolidated financial statements. In connection with the discontinuance of our Cost Recovery Services segment, the Company charged $65,423 to discontinued operations in 1999, including an impairment loss primarily as a result of unrecoverable goodwill and intangibles.

The operating loss from the Cost Recovery Services segment for the six months ended June 30, 2000 of $3,084 was incurred primarily at one business unit. This business unit has a primarily fixed cost structure. Historically this business generates a significant portion of its revenue in the fourth quarter and has been profitable on an annual basis. Additionally, the Company does not expect to incur a loss upon disposition of this business in 2000. Accordingly, as of June 30, 2000, no additional charge has been recognized in 2000 for operating losses incurred within the Cost Recovery Services segment.

CONTINUING OPERATIONS

The financial information presented in the remainder of this section pertains only to our continuing operations. The continuing product and service offerings include executive and mid-level retainer-based recruiting and employee relocation services, performance improvement solutions, and executive and employee benefits program design and implementation.

The Company's clients consist primarily of Fortune 1000 companies and other large and mid-sized organizations. Substantially all of the Company's facilities are located within the United States although we may deliver products and services to clients both within or outside of the United States. Revenues were generated substantially from domestic sales and our products and services primarily through personal contact and direct marketing efforts.

Other than the Company's executive and mid-level management recruiting business, most of our costs are fixed. Accordingly, revenue fluctuations could have an adverse effect on our gross margins.

For a discussion of risk factors related to the Company's operations, see Item
1. "Risk Factors--Risks Related to our Business" contained in Amendment No. 1 to the Company's registration statement on Form 10 filed with the Securities and Exchange Commission on June 28, 2000.

RESULTS OF OPERATIONS

Revenues

Revenues of ongoing businesses for the three months ended June 30, 2000, increased $7,774, or 22.7%, to $42,030 from the same period in 1999. The proforma effect of the 1999 acquisitions on operations for the three months ended June 30, 2000 is not significant. The increase in revenues was realized primarily from the Company's executive search and benefits consulting businesses in the amounts of $4,995 and $1,722, respectively. Revenues from these businesses are generated through a commissioned employee group that has continually been expanded since the businesses were acquired in 1998.

Revenues for the six months ended June 30, 2000 increased $16,460, or 25.8%, to $80,178 compared to $63,718 for the same period in 1999. On a proforma basis, revenues for the six months ended June 30, 1999 including revenues of 1999 acquisitions for the entire period were $65,703. The increase in revenues for the six-month period compared to the same period in 1999 was due to the factors that were discussed for the three month period. Revenues of the Company's executive search and benefits consulting businesses increased $11,277 and $2,471, respectively, for the six month period ended June 30, 2000 compared to the same period in 1999.

                            EPS SOLUTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(dollars in thousands)


Gross Margins

Gross margins of ongoing businesses as a percentage of revenue were 39.8% and 44.2% for the three and six months ended June 30, 2000 compared to 52.3% and 52.4%, respectively, for the same periods in 1999. These declines were primarily due to a change in the variable compensation structure of the sales and marketing (producer) group at the Company's executive search business. Also contributing to the decline was the adoption by the Company of a policy requiring the deferral of gross margin recognition on transactions involving equity fees received in lieu of cash. The Company recognized approximately $1,500 of such revenues during the six months ended June 30, 2000.

Upon the acquisition of the Company's executive search business in December 1998, a new variable compensation program (Adjusted Compensation Program) was offered to substantially all of that business' producers. The Adjusted Compensation Program offered reduced commission rates relative to their existing rates, payable upon cash collection by the Company of subject revenues, in exchange for the opportunity to purchase restricted shares of the Company's common stock at fair market value with payment terms consistent with those offered to other Company employees. This program was also offered to producers hired subsequent to December 1998. A significant portion of the producers agreed to be compensated in accordance with this Adjusted Compensation Program. The shares sold to these producers vest upon their meeting prescribed revenue contribution targets. As of June 30, 2000, approximately 357,000 of these restricted shares have vested, and 811,000 are unvested.

The Adjusted Compensation Program was offered to allow participation by these key employees in the creation of equity value of the Company. Upon the producers' acceptance of this program, there was an expectation, based on the Company's business plan, that the Company would establish a market for its common stock in the form of an initial public offering (IPO) in 1999.

As the Company has not yet completed an IPO, effective June 1, 2000 the Company offered to all producers participating in the Adjusted Compensation Program the opportunity to suspend their participation and revert back to the compensation structure that existed prior to December 31, 1998. All producers have elected to suspend the program.

As a result of the program's suspension, in the three months ended June 30, 2000, the Company charged $1,426 to Cost of Revenues of continuing operations by increasing commissions payable on uncollected accounts receivables subject to the program as of May 31, 2000. Approximately 49% of these accounts receivable were earned prior to 2000. The commission liability is included in Accrued Payroll and Related Expenses in the accompanying balance sheet at June 30, 2000. The suspension will impact future operations as commission rates will, on average, be increased approximately 8-10% of subject revenues. Revenues subject to the Adjusted Compensation Program were approximately $23,000 during the six months ended June 30, 2000.

                            EPS SOLUTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(dollars in thousands)


Operating Expenses

Selling, general and administrative expenses increased $2,380 for the three months ended June 30, 2000 compared to the same period in 1999. As a percentage of revenue, these expenses decreased to 41.4% for the three month period ended June 30, 2000 compared to 44.0% for the same period of 1999. Spending increased primarily as a result of professional fees incurred in connection with SEC filings, litigation, divestiture activities, and senior creditor matters. In the six months ended June 30, 2000, selling, general and administrative expenses increased $3,329 as compared to the same period in 1999. The increase in spending was due to the same reasons noted for the second quarter. As a percentage of revenue, these expenses decreased to 41.5% compared to 47.0% for the same six month period in 1999.

Interest Expense

Interest expense increased to $6,307 for the second quarter of 2000 from $5,499 in the same period in 1999 as the Company's outstanding balances under the Facilities averaged approximately $125,000 during the three and six months ended June 30, 2000 compared to an average of approximately $114,000 and $105,000 for the three and six months ended June 30, 1999, respectively. Interest rates on the Facilities also increased from a weighted average of approximately 8.75% for the six month period ended June 30, 1999 to approximately 9.65% for the same period in 2000. Effective July 1, 2000, the senior lenders began charging default rate interest, as defined, at existing rates plus 200 basis points.

Income Taxes

The Company has not recorded any tax benefits arising from losses from continuing operations as well as discontinued operations for the three and six months ended June 30, 2000. The Company recorded tax expense of $125 and $250 for the three and six months ended June 30, 1999, respectively, which represents separate state tax liabilities from continuing operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in net losses of $14,122 and $91,268 for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively. Since our inception in May 1998, we have financed our operations primarily with senior secured bank loans. Net cash provided by operating activities of our continuing businesses during the six months ended June 30, 2000 was $3,716. Operating cash was provided primarily from profitable operations of our ongoing business and the deferral of interest payments due to senior lenders. We anticipate that we will generate positive cash flow from operations in the foreseeable future, including the net operations of discontinued businesses up to the dates of their divestiture.

Cash provided by investing activities was $7,622 during the six months ended June 30, 2000, including $13,882 provided by the divestiture of BayGroup and TSL, and $2,856 used for capital expenditures. Gross proceeds from the BayGroup and TSL transactions were first used to pay transaction expenses and, from the TSL transaction, establish an escrow account for the benefit of the Company of approximately $1,165 and retire a warrant for common stock of $2,800. Remaining proceeds were used to reduce amounts outstanding under the Facilities. We have used and may continue to use cash from operations to pay for e-commerce development, additional sales offices, and other general corporate purposes.

                            EPS SOLUTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(dollars in thousands)


At June 30, 2000, cash, cash equivalents and short-term investments totaled $4,184, down $4,784 from $8,968 at December 31, 1999. At August 11, 2000, we have a $111,118 senior credit facility (the Facilities) with a commercial bank syndicate under which we are out of compliance with certain financial covenants. Additionally, the Company did not make a scheduled quarterly term loan retirement of $1,500 plus accrued interest of approximately $2,650 due on or about June 30, 2000 under the Facilities and has not made any further payments since that date. On July 7, 2000, the Company received notice from the lenders that they were exercising their rights, as defined in the Facilities credit and security agreements, to (a) convert offshore rate loans to base rate loans as they mature, (b) charge default rate interest effective June 30, 2000, (c) terminate any further obligations of the lenders to advance funds, and (d) call the Facilities immediately due and payable. As of the filing of this Form 10-Q, the lenders have not taken any further legal action. Currently the Company is not eligible for additional borrowings and will likely be required to make significant reductions in the outstanding principal balance.

We expect that substantially all of the funds from sales of our remaining assets held for sale will be used to pay down the Facilities. Similarly, we expect that we will need to raise funds through sales of equity securities or from new debt financing to pay the remainder of the Facilities. We are presently seeking buyers for the remaining assets held for sale, but we do not have sales commitments that provide assurance of obtaining sufficient cash proceeds from assets held for sale to satisfy the requirements of the senior lenders. Additionally, we presently have no commitments for equity placements or alternative debt financing. If we are unable to meet the payment terms required by the senior lenders from expected sources, we may be required to sell additional assets, which may impair our efforts to achieve profitable operations. For additional discussion of our financing, see "Note 2 Operations and Financing" of the Notes to Condensed Consolidated Financial Statements in
Part I incorporated herein by reference.

At June 30, 2000, we had no material commitments for capital expenditures.

                            EPS SOLUTIONS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in thousands)

The Company does not and did not invest in market risk sensitive instruments during 2000, except for minority equity investments held in emerging businesses. These equities were received by the Company as compensation in lieu of cash fees from executive search services. Currently, there is no market for these investments and there are no assurances that a market for them will ever exist. The Company assesses the market value of these investments each quarter and records impairment charges if necessary.

The Company does not and has not used derivative financial instruments for any purposes.

As further discussed in "Note 6 Long-term Debt", the Company has borrowed funds under the Facilities that contain variable interest rates. Effective July 7, 2000, the interest rates charged to the Company are adjusted upon the fluctuation of the senior lender's Base Rate, as defined. As of August 10, 2000 principal amounts due under the Facilities is $111,118. Accordingly, a 100 basis point upward fluctuation in the senior lender's Base Rate would cause the Company to incur additional interest charges of approximately $288 per fiscal quarter. The Company would benefit from a similar interest savings if the Base Rate were to fluctuate downward by a like amount.

For additional discussion of quantitative and qualitative disclosures about market risk, see "Note 7 Subordinated Notes Payable" of the Notes to Condensed Consolidated Financial Statements in Part I incorporated herein by reference.

                            EPS SOLUTIONS CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
(dollars in thousands)

Anthem Insurance Company, Inc.

In October 1998, Anthem Insurance Companies, Inc. filed complaints naming National Benefits Consultants, L.L.C. (one of the Company's former subsidiaries), the Company, and other defendants in Indiana and California state courts. The California action sought declaratory relief and alleged that conduct by us excuses Anthem of its remaining obligations, including payment of money, under a separate settlement agreement of previous litigation entered into in 1995. The California action was settled in the Company's favor, with National Benefits Consultants receiving $1,899 as part of the settlement.

The initial complaint in the Indiana action accused us of violating the Indiana Uniform Trade Secrets Act, unjust enrichment, and inducement of breach of duty. It also named as defendants two individuals who left Anthem to manage the Company's former subsidiary National HealthCare Recovery Services, LLC, and accused them of breaching their employment agreements with Anthem, breaching their fiduciary duties to Anthem, stealing Anthem's trade secrets, conversion, and unjust enrichment. Anthem filed a First Amended Complaint on March 20, 2000, and added as defendants the Company's former chairman, Christopher Massey, the Company's former Vice Chairman, Eric Watts, I.M. Comet, LLC, National HealthCare Corp., and the Company's operating entity, Enterprise Profit Solutions Corporation. In addition, the Company may be required to indemnify certain of the Company's employees, former employees, and former owners of certain of the businesses the Company has acquired, that are named in these litigation matters against liabilities and expenses which may arise in connection with the lawsuit, which could prove costly. The amended complaint added claims for (1) breach of implied contract against the two individuals who left Anthem to manage the Company's former subsidiary National HealthCare Recovery Services, LLC, (2) intentional interference with employment relationship against all defendants, and (3) intentional interference with contractual relations. The First Amended Complaint seeks preliminary and permanent injunctive relief and unspecified compensatory and punitive damages.

Settlement attempts to date have been unsuccessful and discovery is proceeding. The Company believes Anthem's claims are without merit and is defending them vigorously. A trial date in this matter has been set for February 12, 2001.

Siebel Systems, Inc.

On April 24, 2000 Siebel Systems, Inc. filed a complaint in Orange County Superior Court of California for two causes of action against the Company, including breach of contract and recovery for goods sold and delivered at agreed price.

The complaint accuses the Company of placing two orders on June 25, 1999 for licenses of Siebel's products pursuant to a December 8, 1998 Software License and Services Agreement with Siebel for a total price of $2,924. The complaint alleges that Siebel delivered the licensed products on or about June 30, 1999, but that the Company has not paid the price owed for those products.

On June 8, 2000, Siebel served the Company with an application for Writ of Attachment. Attachment is a prejudgment remedy that grants a creditor a lien on the debtor's assets until final adjudication of the claim sued upon if the creditor can establish that it has a greater than fifty percent chance of winning its case. The Writ of Attachment was denied by the Court. The Company continues to vigorously defend this action.

                            EPS SOLUTIONS CORPORATION

(dollars in thousands)


LaVon Koerner

On December 30, 1999, LaVon Koerner, the former President of Holden Corporation, one of the Company's indirect subsidiaries, filed an action in the Circuit Court of Cook County, Illinois captioned Koerner v. EPS Solutions, Inc., Holden Corporation, Inc., and Jim Holden, Case No. 99 L 14784. Mr. Koerner is seeking approximately $10 million in compensatory and punitive damages related to Holden Corporation's decision to terminate Mr. Koerner's employment in November 1999 for using Holden Corporation resources to establish a competing business.

Koerner's action seeks damages against the Company arising out of alleged (i) breach of his employment contract with Holden Corporation which was in force at termination; (ii) breach of a prior written employment contract with Holden Corporation dated December 13, 1996; and (iii) fraudulent inducement in connection with entry into an employment contract. Koerner also asserts a claim for tortious interference with prospective economic advantage and contract, and a claim for slander per se against Jim Holden individually.

Holden Corporation, EPS Solutions Corporation, and Jim Holden have meritorious defenses and intend to vigorously defend the action. To that end, the Company has filed a motion to dismiss Koerner's complaint in full. Additionally, the Company filed a 16-count counterclaim against Koerner alleging, among other claims, breach of fiduciary duty and breach of a confidentiality agreement he entered into when he was elevated to the presidency.

In addition to the above, the Company has filed a third-party complaint against Koerner's wife and son for their roles in helping divert the Company/Holden resources to set up the competing business entity. Koerner's wife and son responded by filing a motion for summary judgment in which they allege they had no knowledge and no involvement in the competing entity. Additionally, Koerner filed a Rule 2-615 motion to dismiss the Company's counterclaims based on the alleged insufficiency of the pleadings. The Company has responsed to the motion, but Koerner has not yet replied. It is anticipated that these motions will be heard by the court after the Company's Motion to Dismiss is heard, sometime around December 2000.

EPS has also alleged claims against another third-party, Deborah Rizzo, a former Vice President of Holden Corporation who was terminated in 1999. The Company has alleged these claims because of Rizzo's involvement in Koerner's competing business. The Company believes the allegations in the counterclaim against Koerner, et al. are meritorious and hinge upon breaches of contractual, fiduciary and other legal obligations.

The Company and its subsidiaries are also parties to other litigation that arises in the ordinary course of business from time to time. The Company believes that none of the pending legal proceedings will have a material adverse effect on its business, financial condition, liquidity or operating results.

                            EPS SOLUTIONS CORPORATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
(dollars in thousands, except per share amounts)

Since December 31, 1999, we have issued unregistered securities as described below.

COMPENSATORY SHARES SOLD IN RELIANCE ON RULE 701

In connection with written compensatory benefit plans or written compensation contracts, we sold an aggregate of 83,000 shares of No Series Common Stock to employees, directors, officers, consultants and advisors. The shares were sold in reliance on Rule 701. The table below sets forth data on a quarterly basis.

                                                                      Aggregate
                                                                       Amount
                                                                     Originally
                                        Aggregate                    Subject to
                             Price      Number of     Aggregate      Promissory
           Period          Per Share     Shares     Consideration       Notes
                          ----------     ------     -------------       ----
First Qtr., 2000          $1.50-2.50     30,500         $ 51            $ 51
Second Qtr., 2000          2.50          52,500          131             131
                                         ------         ----            ----
                                         83,000         $182            $182
                                         ======         ====            ====

COMPENSATORY SHARES SOLD IN RELIANCE ON RULE 506

In connection with written compensatory benefit plans or written compensation contracts, we sold an aggregate of 166,000 shares of No Series Common Stock to employees, directors, officers, consultants and advisors. The shares were sold in reliance on Rule 506. The table below sets forth data on a quarterly basis.

                                                                                Aggregate
                                                                                 Amount
                                                                               Originally
                                             Aggregate                         Subject to
                             Price           Number of        Aggregate        Promissory
       Period              Per Share          Shares        Consideration         Notes
                           ----------        ---------      -------------      ----------
First Qtr., 2000           $1.50-2.50         166,000            $299             $299
                                              =======            ====             ====

REPURCHASED

Since January 1, 2000, an aggregate of 1,847,984 shares of common stock consisting of an aggregate of 1,292,569 shares of Series A Common Stock, an aggregate of 477,935 shares of Series B Common Stock and an aggregate of 77,480 shares of No Series Common Stock were repurchased from stockholders due to either a failure to reach specified performance targets, a termination of employment, or in connection with the Company's divestiture of certain businesses.

                            EPS SOLUTIONS CORPORATION

For further discussion of changes in securities, see "Note 9 Stockholders' Deficit--Stock-Based Compensation" and "Note 4 Discontinued Operations and Net Assets Held for Sale" of the Notes to Condensed Consolidated Financial Statements in Part I, incorporated herein by reference.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults upon senior securities, see "Note 2 Operations and Financing" and "Note 6 Long-term Debt" of the Notes to Condensed Consolidated Financial Statements in Part I, which is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 annual meeting of stockholders was held on June 27, 2000. The stockholders elected the following two directors as Class 1 Directors to hold office until the 2000 Annual Meeting of Stockholders:

                                                      Number of Votes
                                                      ---------------
         Name of Director                          For            Withheld
         ----------------                          ---            --------

         Dr. Early Price Pritchett III           23,580,040        2,664,019
         John Aylsworth                          24,562,800        1,681,259

The Company has two other classes of Directors, Class 2 and Class 3. The Company's Class 2 Directors are Michael G. Goldstein and David H. Hoffmann and its Class 3 Director is Gary Grom. Class 2 and Class 3 Directors' terms expire at the 2001 and 2002 Annual Meeting of Stockholders, respectively.

In addition, the stockholders approved the following proposals:

                                                             Number of Votes
                                                             ---------------
                                                     For          Against      Abstentions
                                                     ---          -------      -----------
1.   To approve the EPS Solutions
     Corporation 2000 Stock Performance
     Plan and to reserve for issuance up
     to 3,500,000 shares under this
     plan.                                        20,323,766     5,008,115        912,178

2.   To approve an amendment to the
     Amended and Restated Certificate of
     Incorporation of the Company to
     change the Company's name from EPS
     Solutions Corporation to 3DHR
     Holdings Corporation.                        23,233,386       624,592      2,386,081

3.   To ratify the selection of Ernst &
     Young LLP as independent accountant
     for the Company for the 2000
     calendar year.                               25,170,532       161,149        912,378

                            EPS SOLUTIONS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS--THE FOLLOWING EXHIBITS ARE INCLUDED HEREIN:

3.1*     Certificate of Incorporation

3.2*     Bylaws

27       Financial Data Schedule.

* Incorporated by reference to the exhibit of the same number to the Company's registration statement on Form 10, as amended, filed with the Securities and Exchange Commission on June 28, 2000.

(b) REPORTS ON FORM 8-K:

There have been no reports on Form 8-K filed by the Company during and subsequent to the Company's year ended December 31, 1999.

                            EPS SOLUTIONS CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EPS Solutions Corporation
                                           (Registrant)

Date: August 14, 2000

                                                   /s/ Mark C. Coleman
                                           -----------------------------------
                                                     Mark C. Coleman
                                           Executive Vice President and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                        Officer)

                                 EXHIBIT INDEX

Exhibit Number                       Description
--------------                       -----------

     3.1*           Certificate of Incorporation

     3.2*           Bylaws

    27              Financial Data Schedule.


* Incorporated by reference to the exhibit of the same number to the Company's registration statement on Form 10, as amended, filed with the Securities and Exchange Commission on June 28, 2000.